Form 10-Q
period 2004-03-31
JED OIL INC
filed 2004-05-17
CIK 1258021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 333-111435

JED OIL INC.
(Exact name of registrant as specified in its charter)

Calgary, Canada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

Suite 2600, 500 - 4th Avenue S.W. Calgary, Alberta, Canada (Address of principal executive offices)	T2P 2V6 (Zip Code)

(403) 537-3250
(403) 294-1197 (fax)
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

            As of April 30, 2004, 9,500,000 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JED Oil Inc.
A Development Stage Enterprise

BALANCE SHEET
(In United States Dollars)
(unaudited)
As at

	March 31, 2004	December 31, 2003
	$	$
ASSETS
Current
Cash	6,783,459	16,088,631
Accounts receivable	374,597	40,805
Prepaid expenses	270,442	170,351
Funds advanced to joint venture partner [note 4]	12,964,234	-
Loan receivable	-	4,627,844
Deferred financing costs	-	1,393
	20,392,732	20,929,024

Property, plant and equipment	546,060	-
	20,938,792	20,929,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities
	333,342	30,300
Due to related party [note 6]
	14,035	33,876
	347,377	64,176

Stockholders’ equity
Share capital [notes 5 and 7]
Common stock – no par value; unlimited authorized; nil shares issued and outstanding at March 31, 2004 and December 31, 2003

Series A convertible preferred stock - $2.75 stated value; 8,000,000 shares authorized; 7,600,000 shares issued and outstanding at March 31, 2004 and December 31, 2003
	20,872,749	20,876,469
Contributed surplus	36,847	-
Deficit accumulated during the development stage	(430,495)	(359,604)
Accumulated other comprehensive income	112,314	347,983
	20,591,415	20,864,848
	20,938,792	20,929,024

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.
A Development Stage Enterprise

STATEMENT OF OPERATIONS
(In United States Dollars)
(unaudited)

	For the three month period ended March 31, 2004	For the period from inception on September 3, 2003 to March 31, 2004
	$	$

Revenue
Interest
	125,780	175,265
	125,780	175,265

Expenses
General and administrative [note 6]
	205,638	304,974
Stock-based compensation [note 3]
	36,847	36,847
Foreign exchange (gain) loss
	(45,814)	263,939
	196,671	605,760
Net loss for the period	(70,891)	(430,495)
Deficit, beginning of period	(359,604)	-
Deficit, end of period	(430,495)	(430,495)
Net loss for the period per share, basic and diluted [note 8]	-	-

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.
A Development Stage Enterprise

STATEMENT OF CASH FLOWS
(In United States Dollars)
(unaudited)

	For the three month period ended March 31, 2004	For the period from inception on September 3, 2003 to March 31, 2004
	$	$
OPERATIONS
Net loss for the period	(70,891)	(430,495)
Adjustments to reconcile net loss to cash flows from operating activities:
Foreign exchange (gain) loss
	(45,814)	263,939
Stock-based compensation
	36,847	36,847
Other changes:
Increase in accounts receivable
	(333,792)	(374,597)
Increase in prepaid expenses
	(100,091)	(270,442)
Increase in accounts payable and accrued liabilities
	303,042	30,300
(Decrease) increase in due to related party
	(19,841)	33,876
Increase in funds advanced to joint venture partner
	(12,832,125)	(12,832,125)
Cash used in operations	(13,062,665)	(13,542,697)

FINANCING
Issue of preferred shares, net of related costs	(3,720)	20,872,749
Decrease in deferred financing costs	1,393	-
Cash provided by financing activities	(2,327)	20,872,749

INVESTING
Decrease (increase) in loan receivable	4,527,277	(55,674)
Purchase of property, plant and equipment	(538,828)	(538,828)
Cash used for investing activities	3,988,449	(594,502)

Effect of foreign exchange on cash balances	(228,629)	47,909
Net (decrease) increase in cash	(9,305,172)	6,783,459
Cash, beginning of period	16,088,631	-
Cash, end of period	6,783,459	6,783,459
Cash interest received	41,931	56,160

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.
A Development Stage Enterprise

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In United States Dollars)
(unaudited)

For the three month period ended March 31, 2004
	Shares	Amount
		$
Series A convertible preferred stock, $2.75 stated value:
Balance at beginning of period	7,600,000	20,876,469
Share issue costs		(3,720)
Balance at end of period	7,600,000	20,872,749

Contributed surplus
Balance at beginning of period		-
Stock-based compensation		36,847
Balance at end of period		36,847

Deficit
Balance at beginning of period		(359,604)
Net loss for the period		(70,891)
Balance at end of period		(430,495)

Accumulated other comprehensive income:
Balance at beginning of period		347,983
Foreign exchange translation adjustment		(235,669)
Balance at end of period		112,314
Total stockholders’ equity	7,600,000	20,591,415

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.
A Development Stage Enterprise

STATEMENT OF COMPREHENSIVE INCOME
(In United States Dollars)
(unaudited)

For the three month period ended March 31, 2004
$

Net loss for the period	(70,891)

Other comprehensive income:
Foreign exchange translation adjustment	(235,669)
Comprehensive income (loss) for the period	(306,560)
Comprehensive income (loss) for the period per share, basic and diluted [note 8]	-

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

1. BASIS OF PRESENTATION

These interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim period, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s Registration Statement dated April 5, 2004. The Corporation is in the development stage and its efforts are currently focused on the development of a petroleum and natural gas property under a joint venture agreement signed in January 2004 (see note 4). The Company expects to receive revenue from these development activities in the second quarter of 2004.

Comparative financial statements have not been provided as the Company came into inception on September 3, 2003.

2. SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(a) Foreign currency translation

As the majority of the Company’s operating activities are in Canada, the Company uses the Canadian dollar as its functional currency. The Company’s operations are translated for financial statement reporting purposes into United States dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. Exchange differences arising on translation are classified as other comprehensive income in a separate component of stockholders’ equity.

Monetary assets and liabilities denominated in a currency other than the Company’s functional currency are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in a currency other than the Company’s functional currency are translated at historical exchange rates. Revenues and expenses are translated at average rates for the period. Exchange gains or losses are reflected in the Statement of Operations for the period.

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

(b) Comprehensive income

Comprehensive income includes net income (loss) and other comprehensive income (loss), which includes, but is not limited to, foreign currency translation adjustments.

(c) Revenue recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectibility of the revenue is probable.

(d) Joint venture operations

The majority of the Company’s petroleum and natural gas development activities are conducted jointly with others. These financial statements reflect only the Company’s proportionate interest in such activities.

(e) Property, plant and equipment

The Company uses the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs relating to the exploration for and the development of oil and natural gas reserves including land acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells. Proceeds from the disposal of properties are applied as a reduction of costs without the recognition of a gain or loss except where such disposals would result in a major change in the depletion rate.

Capitalized costs are depleted and depreciated using the unit-of-production method based on the estimated proven oil and natural gas reserves before royalties as determined by independent engineers. Units of natural gas are converted into barrels of equivalents on a relative energy content basis. Costs related to unproven properties are excluded from the costs subject to depletion until it is determined whether or not proved reserves exist or if impairment has occurred.

In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves based on period-end prices, discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense.

Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of petroleum and natural gas properties could occur.

Unproved properties are assessed quarterly for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. Unproved properties that are individually insignificant are generally amortized over an average holding period.

Other property and equipment are recorded at cost. Depreciation is provided using the straight-line method based over the estimated useful lives at rates of 10 percent to 35 percent per annum.

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

For the three months ended March 31, 2004, no depletion or depreciation was booked to the financial statements.

(f) Stock compensation

The Company has a stock-based compensation plan which reserve shares of common stock for issuance to key employees and directors. The Company accounts for grants issued under this plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under these provisions, the cost of options granted to employees is charged to earnings/loss with a corresponding increase in contributed surplus, based on an estimate of the fair value determined using the Black-Scholes option pricing model.

(g) Asset retirement obligation

The Company follows SFAS No 143. "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. The Company’s asset retirement obligations primarily relate to the plugging and abandonment of petroleum and natural gas properties.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the petroleum and natural gas properties balance.

(h) Measurement uncertainty

The amount recorded for depletion and amortization of oil and gas properties, the provision for asset retirement obligations and the ceiling test calculation are based on estimates of gross proven reserves, production rates, commodity prices, future costs and other relevant assumptions. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future years could be significant.

3. STOCK-BASED COMPENSATION

The fair value of common share options granted during the three month ended March 31, 2004 is estimated to be $542,259 as at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

Three Months Ended March 31, 2004

Risk-free interest rate (%)	5.0
Expected life (years)	5.0
Expected volatility (%)	1
Expected dividend yield (%)	Nil

Prior to April 6, 2004, the Company was private. Accordingly the expected volatility of the Company’s stock for options granted during the three months ended March 31, 2004 has been set at a nominal amount of 1%.

The estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. For the three months ended March 31, 2004, stock based compensation expense of $36,847 was included in the Statement of Operations.

There were no stock options granted prior to January 1, 2004.

4.  ADVANCES TO JOINT VENTURE PARTNER

Pursuant to a farm-in/joint venture agreement signed in January 2004 with Enterra Energy Corp., the Company advanced Enterra Cdn $17,000,000 (US$12,964,234) as capital to jointly develop and evaluate potential prospects. The terms of the advance are that it is unsecured and calls for interest calculated at Alberta Treasury Branches prime lending rate plus 1/4%. The effective rate for the three months ended March 31, 2004 was 4.39%.

5. SHARE CAPITAL

a)  Authorized

The Company has authorized an unlimited number of common voting shares and an unlimited number of preferred shares, issuable in series. The Company has authorized the first series of preferred shares as Series A Preferred Shares which is comprised of 8,000,000 voting, convertible preferred shares which carry no dividends and which may be converted into an equal number of common shares during the ten-day period commencing on the date of the Company’s registration statement.

b)  Issued and outstanding

	Number of shares	$
Series A Convertible Preferred Shares
Balance, beginning of period	-	-
Issued for cash pursuant to a private placement	7,600,000	20,900,000
Share issue costs	-	(23,531)
Share capital as at December 31, 2003	7,600,000	20,876,469
Share issue costs	-	(3,720)
Share capital as at March 31, 2004	7,600,000	20,872,749

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

c)  Stock options
	Number of options	Weighted average exercise price $
Balance, beginning of period	-	-
Granted	-	-
Stock options outstanding as at December 31, 2003	-	-
Granted	652,500	5.50
Stock options outstanding at March 31, 2004	652,500	5.50
Exercisable, end of period	-	-

The 652,500 stock options granted in the three months ended March 31, 2004 vest over a three-year period and expire at various dates in 2009.

6. RELATED PARTY TRANSACTIONS

Due to related party at March 31, 2004 comprises $14,035 (December 31, 2003 - $33,876) due to a company owned by an individual that has agreed to join the Company’s management team on May 1, 2004.

During the period ended March 31, 2004, the Company paid $111,381 to companies controlled by officers and directors of the Company for consulting services. These services were provided at standard industry rates for similar services.

7. SUBSEQUENT EVENTS

a)  Initial Public Offering

On April 5, 2004, the Company’s initial public offering registration statement for 1,675,000 shares of common stock and an underwriter’s over-allotment option of 225,000 shares of common stock, at a price of $5.50 per share, was declared effective. Upon the closing of the initial public offering on April 12, 2004, the Company issued 1,900,000 shares of common stock at a price of $5.50 for gross proceeds of $10,450,000. As part of the registration statement and as outlined in the Series A Convertible Preferred Shares articles, holders of 7,600,000 Series A Convertible Preferred Shares elected to convert their shares into 7,600,000 shares of common stock during the 10-day period following the effective date of the registration statement. The Company currently has 9,500,000 shares of common stock and Nil Series A Convertible Preferred Shares outstanding.

On April 12, 2004, the Company issued 167,500 warrants to the underwriters of the Company’s initial public offering, for nominal consideration. These warrants are exercisable into an equal number of common shares for a four year period commencing on April 12, 2005 at an exercise price of US$6.60 per share. The warrants are restricted from sale, transfer or assignment of hypothecation until April 12, 2005.

JED Oil Inc.
A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
March 31, 2004

b)  Stock Exchange Listing

On April 6, 2004, the common shares of the Company commenced trading on the American Stock Exchange under the symbol "JDO".

8. LOSS PER SHARE

The Company accounts for loss per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic EPS is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing net loss by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents. For purposes of these financial statements, basic and diluted loss per share has been calculated based on the assumption that all the outstanding Series A Convertible Preferred Shares are converted to common shares. However, as none of the terms of the lock-up agreements described in note 5 have been met at March 31, 2004, all of the Series A convertible preferred shares have been excluded from the calculation of loss per share. The net loss per share computation to reconcile basic and diluted net loss for the period ended March 31, 2004 is as follows:

2004
$
Net loss attributable to preferred shares	(70,891)
Basic weighted average shares outstanding	-

Net loss per share	-
Basic and diluted	-

In connection with the completion of the Initial Public Offering as described in note 7 above, all of the 7,600,000 Series A Convertible Preferred Shares were converted to common shares in April, 2004, and 6,662,418 of these shares are no longer subject to lock-up agreements. As a result, these latter shares will no longer be excluded from the calculation of loss per share in future reporting periods so long as they remain outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This quarterly report includes forward-looking statements. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this report.

        Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        We undertake no obligation to update publicly or revise any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

        You should read the following discussion in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this document.

Overview

        JED Oil Inc. was incorporated under the laws of the Province of Alberta, Canada on September 3, 2003. We are an oil and natural gas company that has recently commenced operations and plans to develop and operate oil and natural gas properties primarily in western Canada. Since inception our activities have centered on acquisition of equity capital, identification of key employees and evaluation of development prospects.

        We do not anticipate direct property acquisitions but rather intend to develop the oil and natural gas properties of others under arrangements in which we will finance the cost of development drilling in exchange for interests in the oil or natural gas revenue generated by the properties, generally ranging from a 50% to a 75% net interest. Such arrangements are commonly referred to as "farm-ins."

        In January 2004, we entered into a Farm-in/Joint Venture Agreement with Enterra Energy Corp., a subsidiary of Enterra Energy Trust, for development of several properties in East Central Alberta. We will not receive any revenue derived from existing production on the properties.

        In April 2004, we closed our initial public offering of 1,675,000 shares of common stock and our underwriters over-allotment option of 225,000 shares of common stock, at a price of $5.50 per share, for gross proceeds of $10,450,000.

        In addition, all holders of 7,600,000 shares of Series A Convertible Preferred Stock elected to convert their shares into 7,600,000 shares of common stock during the 10 day period following the effective date of our registration statement on April 5, 2004.

        On April 6, 2004, our common shares commenced trading on the American Stock Exchange under the symbol "JDO".

        As of April 30, 2004, we have 9,500,000 shares of common stock outstanding.

Financial Operations Overview

        Revenue.    Our revenue will principally be dependent upon our success in acquiring oil and natural gas reserves as a result of our developmental activities. Our ownership interest in the production from these properties will be measured in "barrels of oil equivalent" or "BOE" per day, a term that encompasses both oil and natural gas production.

        Critical to our revenue stream from any production activities is the market price for crude oil and natural gas and to a lesser extent the exchange rate between the Canadian dollar and the U.S. dollar. Year end benchmark prices for these factors were as follows:

	December 31,
	2003	2002	2001
West Texas Intermediate grade crude oil, per barrel	32.14	29.38	19.40
NYMEX Natural Gas Index (per gigajoule)(1)	4.86	4.14	2.32
U.S./Canadian dollar exchange rate (U.S.$)	$0.77	$0.63	$0.63

                                                                                 (1) A gigajoule is equivalent to 947,817 BTU.

        Our realized price for any oil and natural gas production will be dependent upon the actual quality of the production which could result in a premium or discount to the above indices. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. If oil and natural gas prices decrease it could affect the overall valuation of the property reserves as well and we may be required to take write-downs of the carrying values of any interests we have in oil and natural gas properties.

        Our financial results are expressed in U.S. dollars although our operating expenses, drilling expenses and administrative overhead expenses are generally denominated in Canadian dollars. Accordingly, fluctuations in the exchange rate between the U.S. and Canadian dollars can adversely affect us. When the value of the U.S. dollar increases, our reported operating costs will decline and when the value of the U.S. dollar declines, our reported operating costs will increase. We do not believe these fluctuations will have a material impact on our liquidity, capital resources or results of operations.

        We may use derivative financial instruments when deemed appropriate to hedge exposure to changes in the prices of crude oil and natural gas and fluctuations in interest rates and foreign currency exchange rates. There were no hedges in place at March 31, 2004.

        Royalty expense.    Royalty expense will be based on the percentage royalties calculated by applying the applicable royalty rate or formula. In the case of Crown royalties (the federal or provincial governments in Canada) the sliding scale royalties are dependent on the selling price or the oil or natural gas and generally average approximately 25% to 30% as a percentage of oil and gas revenues.

        Production expense.    Production costs will include operating costs associated with field activities. A critical factor to monitor will be our ability to control costs in relation to our production.

        General and administrative expense.    General and administrative expense relates generally to compensation and overhead for non-field personnel. We expect that initially these costs as a percentage of revenue will be higher than desired due to our only recently commencing operations, but that as production and revenue increase these costs should fall within industry ranges.

        Interest expense.    Banks will generally lend based on certain minimum production levels per well with the actual amount dependent upon the quality of the production and the productive life of the underlying oil and natural gas reserves. We intend to utilize commercial financing when available to support development efforts. Interest rate risk exists principally with respect to any future indebtedness that will likely bear interest at floating rates.

        Depletion, depreciation and future site restoration expense.    We will follow the full cost method of accounting for oil and natural gas operations whereby we will capitalize all costs relating to our acquisition of, exploration for and development of, oil and natural gas reserves. Our financial condition and results of operations will be sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain.

        We follow SFAS No 143. "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. Our asset retirement obligations will primarily relate to the plugging and abandonment of oil and gas properties.

        Income tax expense.    Combined federal and Alberta provincial corporate tax rates are expected to decline from their current level of 42% to 35% by 2007.

Critical Accounting Policies

        Our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred where under the full-cost method these types of charges are capitalized.

        We have elected to use the full-cost method to account for our investment in oil and gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Although some of these costs may ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, we believe that the full-cost method of accounting better reflects the true economics of exploring and developing oil and gas reserves. Our future financial position and results of operations would be significantly different if we used the successful-efforts method of accounting for our oil and gas investments.

        Under the full cost-method of accounting, our financial condition and results of operations will be sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates concerning the effect of matters that are inherently uncertain. Capitalized costs under the full-cost method are generally depleted and depreciated using the unit-of-production method, based on estimated proved oil and natural gas reserves as determined by independent engineers. In addition, the capitalized costs are tested at each balance sheet date for impairment. Under the full-cost method, the net book value of the development, or full-cost pool, is compared to the future net cash flows discounted at 10% using commodity prices in effect at the end of the reporting period. Should this comparison indicate an excess carrying value, a write-down would be recorded.

        To economically evaluate our future proved oil and natural gas reserves, if any, independent engineers must make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our financial condition and results of operations could be affected. We would have lower revenues in the event revised assumptions, estimates and judgments resulted in lower reserve estimates, since the depletion and depreciation rate would then be higher. A write-down of excess carrying value also might be required. Similarly, we would have higher revenues and net profits in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since the depletion and depreciation rate would then be lower.

        We account for stock option grants issued under our stock option plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under these provisions, the fair value of options granted to officers, directors and employees is charged to earnings/loss with a corresponding increase in contributed surplus, based on an estimate of the fair value determined using the Black-Scholes option pricing model.

        As the majority of our operating activities are in Canada, we use the Canadian dollar as our functional currency. Our operations are translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. Exchange differences arising on translation are classified as other comprehensive income in a separate component of stockholders’ equity.

        Monetary assets and liabilities denominated in a currency other than our functional currency are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in a currency other than the our functional currency are translated at historical exchange rates. Revenues and expenses are translated at average rates for the period. Exchange gains or losses are reflected in the Statement of Operations for the period.

Results of Operations

        Revenue for the first quarter of 2004 was $125,780 and was entirely attributable to interest income. At March 31, 2004, we had $6.8 million of cash on hand and with the closing of our initial public offering in April 2004, we now have approximately $16 million of cash on hand. We intend to fully maximize our interest revenue with the prudent investing of excess cash in low risk investments.

        General and administrative expenses of $205,638 include salaries and payroll costs, consulting fees and office rent and associated office costs. Since the start of the year, we have added an additional 23 employees and we now have 53 employees. Through the Field Operating and Technical Support Agreement with Enterra, we have been able to reduce our general and administration costs to a lower level than we otherwise would have incurred due to the fact we share employees and their associated costs.

        We have a stock-based compensation program whereby officers, directors and employees are issued stock options as part of their compensation. We account for the granting of stock options issued under this plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"). Under these provisions, the fair value of options granted is charged to expense over the vesting period of the option. Stock-based compensation expense was $36,847 for the three months ended March 31, 2004.

        We realized a foreign exchange gain of $45,814 for the period primarily from a decline in the value of the Canadian dollar in relation to the U.S dollar. At December 31, 2003, we had approximately $16 million of cash denominated in U.S. dollars. With a decline of the Canadian dollar in the month of January 2004, we were able to realize a gain on the selling of U.S. dollars.

Liquidity and Capital Resources

        At March 31, 2004, we had $6,783,459 in cash. Since our inception, we have financed our operating cash flow needs through a private offering of equity securities. Cash utilized in operating activities was $13,062,665 for the three months ended March 31, 2004. A significant portion of this use of cash was an advance to our joint venture partner of $12,832,125 for the development of joint venture lands in East Central Alberta. The advance is unsecured and calls for interest calculated at the prime lending rate plus 1/4%. The advance will be drawn down over the next few months as we incur capital expenditures on the joint venture properties. Any unspent amounts will be refunded to us by the joint venture partner.

        Cash utilized by financing activities was $2,327 for the period. Subsequent to the end of the quarter, we closed our initial public offering by the issuing of 1,900,000 common shares at $5.50 per share for gross proceeds of $10.5 million. Included in our offering, was the issuance of 1,675,000 common shares as well as the underwriter’s over-allotment option of 225,000 shares. The net proceed of the offering, after underwriting discounts and offering expenses, was $8.8 million which will be used for future oil and gas development. As part of our initial public offering, we issued 167,500 warrants to the underwriter of the offering. The warrants are exercisable into an equal number of common shares for a four year period commencing on April 12, 2005 at an exercise price of $6.60 per share.

        Cash provided by investing activities was $3,988,449 for the quarter. We received the proceeds from the repayment of a short term loan, including principal and accrued interest, in January 2004. The loan was to an oil and natural company that we were evaluating as a potential farm-in opportunity. These inflows were partially offset by capital expenditures of $538,828 for the quarter. We commenced field development activities on the joint venture lands late in the quarter and will continue to develop the joint venture lands until approximately the third quarter of 2004.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We intend to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk

        Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. A substantial portion of our accounts receivable are expected to be with customers in the energy industry and are subject to normal industry credit risk. We intend to assess the financial strength of our customers and joint venture partners through regular credit reviews in order to minimize the risk of non-payment.  Pursuant to a joint venture agreement signed with Enterra Energy Corp. in January 2004, we advanced Enterra Cdn $17,000,000 (US $12,964,234) as capital to jointly develop and evaluate potential prospects. We believe that the credit risk we are exposed to in regards to this advance is no greater than normal industry credit risks.

Market Risk

        We are exposed to market risk from changes in currency exchange rates and interest rates. As a Canadian oil and natural gas company, we may be adversely affected by changes in the exchange rate between U.S. and Canadian dollars. The price we will receive for oil and natural gas production is based on a benchmark expressed in U.S. dollars, which is the standard for the oil and natural gas industry worldwide. However, we will pay our operating expenses, drilling expenses and general overhead expenses in Canadian dollars. Changes to the exchange rate between U.S. and Canadian dollars can adversely affect us. When the value of the U.S. dollar increases, we receive higher revenue and when the value of the U.S. dollar declines, we receive lower revenue on the same amount of production sold at the same prices.

Interest Rate Risk

        Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2004 we had no indebtedness.   At March 31, 2004 we had advances outstanding from our joint venture partner, Enterra Energy Corp. of Cdn $17,000,000 (US $12,964,234) that bears interest at the prime rate plus 1/4%.

Contractual Obligations and Commitments

        Other than our Farm-in/Joint Venture Agreement with Enterra, we have no contractual obligations or commercial commitments at March 31, 2004.

Item 4.  Controls and Procedures

       (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of JED Oil Inc. have concluded that the disclosure controls and procedures are effective.

       (b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities and Use of Proceeds.

(f) Use of Proceeds

        Our registration statement on Form S-1 (file number 333-111435) became effective on April 5, 2004 and our common stock commenced trading on the American Stock Exchange on April 6, 2004. A total of 1,900,000 shares of common stock were registered for the account of JED Oil for an aggregate offering price of $10,450,000. All of these securities were sold. A total of 7,600,000 shares of common stock were registered for the account of selling shareholders for an aggregate offering price of $41,800,000. No securities registered for the account of selling shareholders have been sold. The managing underwriter was Gilford Securities Incorporated.

        Actual expenses incurred in connection with the issuance and distribution of the above securities during the period from the effective date through April 30, 2004 were $1,609,545, representing underwriting discounts and commissions of $836,000, underwriter expenses of $371,503 and other expenses of $402,042.

        All payments were direct or indirect to others. No payments were direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

        Net proceeds from the offering were $8,840,455 after expenses and including the proceeds from the underwriter's overallotment of units.

        For the quarter ended March 31, 2004 no proceeds were received or available for use. As of April 30, 2004 all proceeds are unutilized.

        No use of proceeds has involved direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company. The unutilized portion of the proceeds is presently being invested in highly liquid, short-term investments.

Item 3.        Defaults Upon Senior Securities.

                   None.

Item 4.        Submission of Matters to a Vote of Security Holders.

        A Special Meeting of Shareholders was held on February 19, 2004.

        The following proposals were adopted by the margins indicated:

To elect Randall M. Gates as an additional director to serve until the next annual meeting.

For	2,685,103
Against	0
Withheld	10,000

The adoption of Stock Option Plan

For	2,685,103
Against	0
Withheld	10,000

The adoption of Stock Savings Plan

For	2,695,103
Against	0
Withheld	0

The adoption of Annual Bonus Plan

For	2,675,103
Against	0
Withheld	20,000

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.
(a) Exhibits
3.1	Articles of Incorporation of the Registrant(1)
3.2	By-laws of the Registrant(1)
3.3	Articles of Amendment of the Registrant regarding Series A Preferred Stock(1)
10.1	Stock Option Plan(1)
10.2	Annual Bonus Plan(1)
10.5	Farm-in/Joint Venture Agreement with Enterra Energy Corp. dated January 1, 2004(2)
10.6	Field Operating and Technical Support Agreement with Enterra Energy Corp. dated January 1, 2004(2)
31	Rule 13a-14(a)/15d-14(a) Certification (3)
32	Section 1350 Certification. (3)

(1) Filed as an exhibit to form S-1 filed on December 22, 2003 and incorporated by reference herein.

(2) Filed as an exhibit to form S-1/A filed on February 13, 2004 and incorporated by reference herein.

(3) Filed herewith.

(b) Reports on Form 8-K:

We filed a report on Form 8-K on April 27, 2004 reporting that on April 27, 2004 we issued a press release announcing that an aggregate of 6,662,418 shares of common stock that were previously subject to lock up our underwriter, Gilford Securities Incorporated, had been released from lock up.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, JED Oil Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JED Oil Inc. (Registrant)
/s/ Bruce A. Stewart
Bruce A. Stewart Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
3.1	Articles of Incorporation of the Registrant(1)
3.2	By-laws of the Registrant(1)
3.3	Articles of Amendment of the Registrant regarding Series A Preferred Stock(1)
10.1	Stock Option Plan(1)
10.2	Annual Bonus Plan(1)
10.5	Farm-in/Joint Venture Agreement with Enterra Energy Corp. dated January 1, 2004(2)
10.6	Field Operating and Technical Support Agreement with Enterra Energy Corp. dated January 1, 2004(2)
31	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (3)
32	Section 1350 Certification by Chief Executive Officer. (3)

(1) Filed as an exhibit to form S-1 filed on December 22, 2003 and incorporated by reference herein.

(2) Filed as an exhibit to form S-1/A filed on February 13, 2004 and incorporated by reference herein.

(3) Filed herewith.