Form 10-Q
period 2004-06-30
JED OIL INC.
filed 2004-08-16
CIK 1258021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

n/a
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

Yes	X	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of August 16, 2004, 9,500,000 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements:
	Consolidated Balance Sheets: June 30, 2004 and December 31, 2003	2
	Consolidated Statement of Operations: For the three month period ended June 30, 2004, the six month period ended June 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	3
	Consolidated Statement Cash Flows: For the three month period ended June 30, 2004, the six month period ended June 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	4
	Consolidated Statement of Changes in Stockholders’ Equity: For the six months ended June 30, 2004	5
	Consolidated Statement of Comprehensive Income (Loss): For the three month period ended June 30, 2004, the six month period ended June 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                        JED Oil Inc.

CONSOLIDATED BALANCE SHEETS

(In United States Dollars)

(unaudited)

As at	June 30, 2004	December 31, 2003
	$	$
ASSETS
Current
Cash and cash equivalents	25,337,869	16,088,631
Accounts receivable	1,686,998	40,805
Prepaid expenses	36,098	170,351
Loan receivable	-	4,627,844
Deferred financing costs	-	1,393
	27,060,965	20,929,024

Property and equipment [note 4]	4,026,595	-
	31,087,560	20,929,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities
	2,088,490	30,300
Due to related party [note 6]
	-	33,876
	2,088,490	64,176

Asset retirement obligations [note 7]	26,630	-
	2,115,120	64,176

Stockholders’ equity
Share capital [note 5]
Common stock – no par value; unlimited authorized; 9,500,000 shares issued and outstanding at June 30, 2004 and nil shares outstanding at December 31, 2003
	29,783,894	-
Series A convertible preferred stock - $2.75 stated value; 8,000,000 shares authorized; nil shares issued and outstanding at June 30, 2004 and 7,600,000 outstanding at December 31, 2003
	-	20,876,469
Additional paid-in capital	105,420	-
Share purchase warrants	60,410	-
Deficit accumulated during the development stage	(430,495)	(359,604)
Deficit	(291,676)	-
Accumulated other comprehensive (loss) income	(255,113)	347,983
	28,972,440	20,864,848
	31,087,560	20,929,024

The accompanying notes are an integral part of these financial statements.

                                                    JED Oil Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(In United States Dollars)

(unaudited)

	For the three month period ended June 30, 2004	For the six month period ended June 30, 2004	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004
	$	$	$
Revenue
Gross revenue
	396,171	396,171	-
Less royalties
	(62,338)	(62,338)	-
	333,833	333,833	-
Interest
	159,861	285,641	175,265
	493,694	619,474	175,265

Expenses
Production	69,107	69,107	-
Depletion, depreciation and accretion	130,307	130,307	-
General and administrative [note 6]	355,285	560,923	304,974
Stock-based compensation [note 3]	68,573	105,420	36,847
Foreign exchange loss	162,098	116,284	263,939
	785,370	982,041	605,760
Net loss for the period	(291,676)	(362,567)	(430,495)

Net loss for the period per common share, basic and diluted [note 8]	(0.03)	(0.08)	-

The accompanying notes are an integral part of these financial statements.

                                                JED Oil Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In United States Dollars)

(unaudited)

	For the three month period ended June 30, 2004	For the six month period ended June 30, 2004	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004
	$	$	$
OPERATIONS
Net loss for the period	(291,676)	(362,567)	(430,495)
Adjustments to reconcile net loss to cash flows from operating activities:
Foreign exchange loss
	162,098	116,284	263,939
Stock-based compensation
	68,573	105,420	36,847
Amortization of deferred financing costs
	-	1,393	-
Depletion, depreciation and accretion
	130,307	130,307	-
Other changes:
Increase in accounts receivable
	(1,312,401)	(1,646,193)	(374,597)
(Increase) decrease in prepaid expenses
	234,344	134,253	(270,442)
Increase in accounts payable and accrued liabilities
	1,755,148	2,058,190	30,300
(Decrease) increase in due to related party
	(14,035)	(33,876)	33,876
Cash provided by (used in) operations	732,358	503,211	(710,572)

FINANCING
Issue of preferred shares, net of related costs	-	(3,720)	20,872,749
Issue of common shares, net of related costs	8,911,145	8,911,145	-
Issue of share purchase warrants	60,410	60,410	-
Cash provided by financing activities	8,971,555	8,967,835	20,872,749

INVESTING
Decrease in loan receivable	-	4,527,277	4,527,277
Increase in loan receivable	-	-	(4,582,951)
Purchase of property, plant and equipment	(3,584,483)	(4,123,311)	(538,828)
Funds received from joint venture partner	12,636,587	12,636,587	-
Funds advanced to joint venture partner	-	(12,832,125)	(12,832,125)
Cash provided by (used in) investing activities	9,052,104	208,428	(13,426,627)

Effect of foreign exchange on cash balances	(201,607)	(430,236)	47,909
Net increase in cash
	18,554,410	9,249,238	6,783,459
Cash, beginning of period
	6,783,459	16,088,631	-
Cash, end of period
	25,337,869	25,337,869	6,783,459
Cash interest received	17,325	59,256	56,160

The accompanying notes are an integral part of these financial statements.

                                      JED Oil Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

For the six months ended June 30, 2004	Shares	Amount

Common stock
Balance, December 31, 2003	-	-
Preferred shares converted to common shares	7,600,000	20,872,749
Shares issued for cash pursuant to initial public offering	1,900,000	10,389,590
Share issue costs	-	(1,478,445)
Balance, June 30, 2004	9,500,000	29,783,894

Series A convertible preferred stock, $2.75 stated value:
Balance, December 31, 2003	7,600,000	20,876,469
Share issue costs	-	(3,720)
Preferred shares converted to common shares	(7,600,000)	(20,872,749)
Balance, June 30, 2004	-	-

Additional paid in capital
Balance, December 31, 2003		-
Stock-based compensation		105,420
Balance, June 30, 2004		105,420

Share purchase warrants
Balance, December 31, 2003		-
Share purchase warrants issued pursuant to initial public offering		60,410
Balance, June 30, 2004		60,410

Deficit accumulated during the development stage
Balance, December 31, 2003		(359,604)
Additions		(70,891)
Balance, June 30, 2004		(430,495)

Deficit
Balance, December 31, 2003		-
Net loss for the period		(291,676)
Balance, June 30, 2004		(291,676)

Accumulated other comprehensive income (loss):
Balance, December 31, 2003		347,983
Foreign exchange translation adjustment		(603,096)
Balance, June 30, 2004		(255,113)
Total stockholders’ equity		28,972,440

The accompanying notes are an integral part of these financial statements.

                                        JED Oil Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In United States Dollars)

(unaudited)

	For the three months ended June 30, 2004	For the six months ended June 30, 2004	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004
	$	$	$
Net loss for the period	(291,676)	(362,567)	(430,495)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(367,427)	(603,096)	112,314
Comprehensive loss for the period	(659,103)	(965,663)	(318,181)
Comprehensive loss for the period per share, basic and diluted [note 8]	(0.07)	(0.21)	-

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

1. BASIS OF PRESENTATION

These interim consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim period, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s Registration Statement dated April 5, 2004.

Comparative financial statements for the three and six month periods ended June 30, 2003 have not been provided as the Company came into inception on September 3, 2003 and has yet to complete a full year of operations. The Company has chosen its year-end as December 31.

Prior to March 31, 2004 the Company was in the development stage and its efforts were focused on the development of a petroleum and natural gas property under a joint venture agreement signed in January 2004. Comparative figures are shown for the period of development, being the period from the inception of the Company to March 31, 2004.

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

(a) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short term securities with maturities less than 90 days.

(b) Foreign currency translation

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

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

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

(c) Comprehensive income

Comprehensive income includes net income (loss) and other comprehensive income (loss), which includes, but is not limited to, foreign currency translation adjustments.

(d) Revenue recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectibility of the revenue is probable.

(e) Joint venture operations

The majority of the Company’s petroleum and natural gas development activities are conducted jointly with others. These financial statements reflect only the Company’s proportionate interest in such activities.

(f) Property, plant and equipment

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

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

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

Other property and equipment are recorded at cost. Depreciation is provided using the straight-line method based over the estimated useful lives at a rate of 25 percent per annum.

(g) Stock compensation

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

(h) Asset retirement obligation

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

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

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

(i) Measurement Uncertainty

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

3. STOCK-BASED COMPENSATION

The fair value of common share options granted during the six-months ended June 30, 2004 is estimated to be $714,752 as at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate (%)	5.0
Expected life (years)	5.0
Expected volatility (%)	1
Expected dividend yield (%)	nil

Prior to April 6, 2004, the Company was private. Accordingly the expected volatility of the Company’s stock for options granted during the period prior to April 6, 2004 has been set at a nominal amount of 1%.

The estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. For the three and six-month periods ended June 30, 2004, stock based compensation expense of $68,573 and $105,420, respectively, was included in the Consolidated Statement of Operations.

There were no stock options granted prior to January 1, 2004.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

4.  PROPERTY AND EQUIPMENT

June 30, 2004	Cost $	Accumulated depletion and depreciation $	Net book value $
Petroleum and natural gas properties and equipment	4,017,269	121,404	3,895,865
Other assets	139,191	8,461	130,730
	4,156,460	129,865	4,026,595

During the six-month period ended June 30, 2004, approximately $187,000 of general and administrative costs were capitalized to property and equipment

5. SHARE CAPITAL

a)  Authorized

The Company has authorized an unlimited number of common voting shares and an unlimited number of preferred shares, issuable in series. The Company has authorized the first series of preferred shares as Series A Preferred Shares which is comprised of 8,000,000 voting, convertible preferred shares which carry no dividends and which could be converted into an equal number of common shares during the ten-day period commencing on the date of the Company’s registration statement.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

b)  Issued and outstanding

	Number of shares	$
Common Shares
Share capital as at March 31, 2004 and December 31, 2003	-	-
Preferred shares converted to common shares (i)	7,600,000	20,872,749
Shares issued for cash pursuant to initial public offering (i)	1,900,000	10,389,590
Share issue costs, net of tax	-	(1,478,445)
Balance as at June 30, 2004	9,500,000	29,783,894
Series A Convertible Preferred Shares
Balance as at September 3, 2003	-	-
Issued for cash pursuant to a private placement	7,600,000	20,900,000
Share issue costs	-	(23,531)
Balance as at March 31, 2004 and December 31, 2003	7,600,000	20,876,469
Share issue costs	-	(3,720)
Preferred shares converted to common shares (i)	(7,600,000)	(20,872,749)
Share capital as at June 30, 2004	-	-

i) Initial Public Offering

On April 5, 2004, the Company’s initial public offering registration statement for 1,675,000 shares of common stock and an underwriter’s over-allotment option of 225,000 shares of common stock, at a price of $5.50 per share, was declared effective. Upon the closing of the initial public offering on April 12, 2004, the Company issued 1,900,000 shares of common stock at a price of $5.50 and 167,500 warrants for gross proceeds of $10,450,000. The warrants are exercisable into an equal number of common shares for a four-year period commencing on April 12, 2005 at an exercise price of $6.60 per common share. The warrants are restricted from sale, transfer or assignment of hypothecation until April 12, 2005. The Company has assigned a fair value of the warrants of $60,410 based on a Black-Scholes option model.

As part of the registration statement holders of 7,600,000 Series A Convertible Preferred Shares elected to convert their shares into 7,600,000 shares of common stock.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

c)  Stock options

	Number of options	Weighted average exercise price
		$
Outstanding as at December 31, 2003	-	-
Granted	652,500	5.50
Options outstanding as at June 30, 2004	652,500	5.50
Exercisable as at June 30, 2004	-	-

The 652,500 stock options granted in the six-month period ended June 30, 2004 vest over a three-year period and expire at various dates in 2009.

6. RELATED PARTY TRANSACTIONS

At December 31, 2003, the due to related party in the amount of $33,876 consisted of amounts owing to a company owned by an individual who joined the Company’s management team on May 1, 2004. The amount was paid prior to June 30, 2004.

During the three and six-month period ended June 30, 2004, the Company paid $111,381 and $137,203, respectively, to companies controlled by officers and directors of the Company for consulting services. These services were provided at standard industry rates for similar services.

7.  ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No 143. "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. The Company’s asset retirement obligations primarily relate to the plugging and abandonment of wells and facilities on petroleum and natural gas properties.

As at June 30, 2004, the estimated present value of the Company’s asset retirement obligation was $26,630 based on an estimated fair value of $195,900, determined using a credit adjusted risk free interest rate of 7.4%, and inflation rate of 2% and an estimated life until repayment of 29 years.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2004

The following table describes the changes to the Company’s asset retirement obligations liability:

$
Asset retirement obligation at March 31, 2004	-
Liabilities incurred	27,072
Accretion expense	442
Asset retirement obligation at June 30, 2004	26,630

8. LOSS PER SHARE

The Company accounts for net loss per common share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per common share amount is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted loss per common share amount is computed by dividing net loss by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents. For the three and six-months ended June 30, 2004, the weighted average number of common shares outstanding were 9,211,676 and 4,605,839, respectively. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on the loss per share amounts. These stock options and warrants could be dilutive in future periods.

9. SUBSEQUENT EVENT

On August 12, 2004 the Company announced that it was participating in the formation of an exploration company, JMG Exploration, Inc. ("JMG") In return for an investment of $1,000,000, the Company will receive 250,000 common shares (approximately 11% of the share capital of JMG) of JMG and the right for the Company’s shareholders to acquire up to 75% of JMG. The Company will be represented with two seats on the JMG Board of Directors. Subject to regulatory approvals, the Company’s shareholders will receive a transferable right to purchase one unit for every five shares of the Company’s stock as of a record date to be established. The $4.00 unit will consist of one share of JMG common stock and one warrant to acquire an additional common share at $4.25, for a period of one year. JMG plans to file a registration statement and prospectuses with the applicable regulatory agencies in September 2004, registering the rights and underlying common stock and share purchase warrants.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The statements contained in this quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this report.

        Other sections of this report may include additional factors, which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

        JED Oil Inc. was incorporated under the laws of the Province of Alberta, Canada on September 3, 2003. We are an oil and natural gas company that has recently commenced operations and we develop and operate oil and natural gas properties primarily in western Canada. Since inception our activities have centered on acquisition of equity capital, identification of key employees, evaluation of development prospects and development of joint venture lands within the Joint Venture Agreement signed with Enterra Energy Corp.

        We do not directly acquire property, but rather we develop the oil and natural gas properties of others under arrangements in which we finance the cost of development drilling in exchange for interests in the oil or natural gas revenue generated by the properties, generally ranging from a 50% to a 75% net interest. Such arrangements are commonly referred to as "farm-ins."

        In January 2004, we entered into a Farm-in/Joint Venture Agreement with Enterra Energy Corp., a subsidiary of Enterra Energy Trust, for development of several properties in East Central Alberta. We will not receive any revenue derived from existing production on the properties.

        In April 2004, we closed our initial public offering of 1,675,000 shares of common stock and our underwriter’s over-allotment option of 225,000 shares of common stock, at a price of $5.50 per share, for gross proceeds of $10,450,000.

        In addition, all holders of 7,600,000 shares of Series A Convertible Preferred Stock elected to convert their shares into 7,600,000 shares of common stock during the 10-day period following the effective date of our registration statement on April 5, 2004.

        On April 6, 2004, our common shares commenced trading on the American Stock Exchange under the symbol "JDO"

        On August12, 2004, we announced that we were participating in the formation of an exploration company, JMG Exploration, Inc. ("JMG"). In return for an investment of $1,000,000, we will receive 250,000 common shares of JMG (approximately 11% of the share capital of JMG) and the right for our shareholders to acquire up to 75% of JMG. We will be represented with two seats on the JMG Board of Directors. Subject to regulatory approvals, our shareholders will receive a transferable right to purchase one unit for every five shares of our stock as of a record date to be established. The $4.00 unit will consist of one share of JMG common stock and one warrant to acquire an additional common share at $4.25, for a period of one year. JMG plans to file a registration statement and prospectuses with the applicable regulatory agencies in September 2004, registering the rights and underlying common stock and share purchase warrants.

        As of August 13, 2004, we have 9,500,000 shares of common stock outstanding, stock options to purchase 652,500 common shares and share purchase warrants to purchase 167,500 common shares.

Financial Operations Overview

        Revenue.    Our revenue is principally being dependent upon our success in acquiring oil and natural gas reserves as a result of our developmental activities. Our ownership interest in the production from these properties is measured in "barrels of oil equivalent" or "BOE" per day, a term that encompasses both oil and natural gas production (barrels of oil equivalent is calculated at 6 mcf equals 1 barrel of oil).

        Critical to our revenue stream from any production activities is the market price for crude oil and natural gas and to a lesser extent the exchange rate between the Canadian dollar and the U.S. dollar. Year-end benchmark prices for these factors were as follows:

	December 31,
	2003	2002	2001
West Texas Intermediate grade crude oil, per barrel	32.14	29.38	19.40
NYMEX Natural Gas Index (per gigajoule)(1)	4.86	4.14	2.32
U.S./Canadian dollar exchange rate (U.S.$)	$0.77	$0.63	$0.63

                                                                                    (1) A gigajoule is equivalent to 947,817 BTU.

        Our realized price for any oil and natural gas production is dependent upon the actual quality of the production which could result in a premium or discount to the above indices. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. If oil and natural gas prices decrease it could affect the overall valuation of the property reserves as well and we may be required to take write-downs of the carrying values of any interests we have in oil and natural gas properties.

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

        We may use derivative financial instruments when deemed appropriate to hedge exposure to changes in the prices of crude oil and natural gas and fluctuations in interest rates and foreign currency exchange rates. There were no derivative financial instruments or hedges in place June 30, 2004.

        Royalty expense.    Royalty expense is based on the percentage royalties calculated by applying the applicable royalty rate or formula. In the case of Crown royalties (the federal or provincial governments in Canada) the sliding scale royalties are dependent on the selling price or the oil or natural gas and generally average approximately 25% to 30% as a percentage of oil and gas revenues.

        Production expense.    Production costs are operating costs associated with field activities. A critical factor to monitor will be our ability to control costs in relation to our production.

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

        Depletion, depreciation and accretion expense.    We follow the full cost method of accounting for oil and natural gas operations whereby we capitalize all costs relating to our acquisition of, exploration for and development of, oil and natural gas reserves. Our financial condition and results of operations are be sensitive to, and is adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain.

        We follow SFAS No 143. "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. Our asset retirement obligations primarily relate to the plugging and abandonment of petroleum and natural gas properties.

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

        Income tax expense.    Combined federal and Alberta provincial corporate tax rates are expected to decline from their current level of 39% to 35% by 2007.

Critical Accounting Policies

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

        Under the full cost-method of accounting, our financial condition and results of operations is sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates concerning the effect of matters that are inherently uncertain. Capitalized costs under the full-cost method are generally depleted and depreciated using the unit-of-production method, based on estimated proved oil and natural gas reserves as determined by independent engineers. In addition, the capitalized costs are tested at each balance sheet date for impairment. Under the full-cost method, the net book value of the development, or full-cost pool, is compared to the future net cash flows discounted at 10% using commodity prices in effect at the end of the reporting period. Should this comparison indicate an excess carrying value, a write-down would be recorded.

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

        Monetary assets and liabilities denominated in a currency other than our functional currency are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in a currency other than our functional currency are translated at historical exchange rates. Revenues and expenses are translated at average rates for the period. Exchange gains or losses are reflected in our Consolidated Statement of Operations for the period.

Results of Operations

        Revenue for the second quarter of 2004 was $556,032, which was $380,252 higher than the first quarter of 2004. A significant portion of the increase in revenue was the commencement of production from wells drilled on the Joint Venture lands. We received our initial revenue from wells drilled on the lands, in May 2004. Virtually all the volumes received were oil so we will continue to benefit from the current record high world oil prices. Our average production volumes for the second quarter was 134 barrels of oil equivalent per day and averaged 201 barrels of oil equivalent per day for the period the wells were operating. In addition to the oil and gas revenue, we earned $159,861 in interest revenue for the second quarter of 2004 and $285,641 for the six-month period ended June 30, 2004. A significant portion of the interest was earned on the advance made to our joint venture partner. The advance was repaid in full on June 29, 2004, with accrued interest.

        General and administrative expenses for the second quarter of 2004 were $355,285, which was $149,647 higher than the first quarter of 2004. The increase reflects the additional staff that we have hired to adequately plan and execute our business plan and strategies. We now have adequate staff levels in place and we expect to maintain our current level of general and administrative costs for the remainder of the year.

        We have a stock-based compensation program whereby officers, directors and employees are issued stock options as part of their compensation. We account for the granting of stock options issued under this plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"). Under these provisions, the fair value of options granted is charged to expense over the vesting period of the option. Stock-based compensation expense was $68,573 and $105,420 for the three and six-month period ended June 30, 2004.

        We realized a foreign exchange loss of $162,096 for the second quarter of 2004 and a loss of $116,284 for the six-month period ended June 30, 2004, primarily as a result of fluctuations in the make-up of our cash balances between U.S dollar dominated currency and Canadian dollar dominated currency from the beginning of the year to the period ended June 30, 2004. We will continue to experience fluctuations in the Canadian currency relative to the U.S. currency and will report a gain or loss depending on their relative rates.

        We incurred a net loss for the second quarter ended June 30, 2004 of $291,676 and a net of $362,567 for the six-month period ended June 30, 2004. A significant portion of the net loss reflects the addition non-cash charges of depletion and depreciation and stock-based compensation described above.

Liquidity and Capital Resources

        At June 30, 2004, we had $25,337,869 in cash and cash equivalents on hand, up from $6,783,459 on March 31, 2004. On April 12, 2004, we closed our initial public offering of 1,675,000 shares of common stock and an underwriter’s over-allotment option of 225,000 shares of common stock, at $5.50 per share, for gross proceeds of $10,450,000. The net proceeds of the offering, after underwriting discounts and offering expenses was $8,971,555, which will be used for future oil and gas development. As part of our initial public offering, we issued 167,500 warrants to the underwriter of the offering. The warrants are exercisable into an equal number of common shares for a four-year period commencing on April 12, 2005 at an exercise price of $6.60 per share.

        On June 29, 2004 we received $12,636,587 from our joint venture partner as repayment of an advance we had previously issued to them for development of joint venture lands in East Central Alberta. The advance was paid in full and included accrued interest at the prime lending rate plus 1/4%. The funds we received were in Canadian currency, and due to the strengthening of the United States dollar in relation to the Canadian dollar, we experienced a foreign currency translation loss of $195,538.

         We believe that our cash on hand and our future net cash to be generated from operations will be adequate to fund our future capital expenditure requirements. At June 30, 2004 we had no debt or financial commitments or obligations.

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

Interest Rate Risk

        Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2004 we had no indebtedness.

Contractual Obligations and Commitments

        We have no contractual obligations or commercial commitments at June 30, 2004.

Item 4.  Controls and Procedures

       (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, Reg Greenslade, Chief Executive Officer and Bruce Stewart, Chief Financial Officer of JED Oil Inc. have concluded that the disclosure controls and procedures are effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.

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

Actual expenses incurred in connection with the issuance and distribution of the above securities during the period from the effective date through April 30, 2004 were $1,477,925, representing underwriting discounts and commissions of $836,000, underwriter expenses of $371,503 and other expenses of $270,422.

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

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits and Reports on Form 8-K.
(a) Exhibits
31	Rule 13a-14(a)/15d-14(a) Certification (1)
32	Section 1350 Certification. (1)
(1) Filed herewith.

(b) Reports on Form 8-K:

The following current reports on Form 8-K were filed by JED during the fiscal quarter ended June 30, 2004:

We filed a report on Form 8-K on April 27, 2004 reporting that on April 27, 2004 we issued a news release announcing that an aggregate of 6,662,418 shares of common stock that were previously subject to lock up by our underwriter, Gilford Securities Incorporated, had been released from lock up.

We filed a report on Form 8-K on August 12, 2004 reporting that on August 12, 2004 we issued a news release announcing that we were participating in the formation of an exploration company, JMG Exploration, Inc. In return for an investment of $1,000,000, the Company will receive 250,000 common shares of JMG and the right for the Company’s shareholders to acquire up to 75% of JMG. The Company will be represented with two seats on the JMG Board of Directors. Subject to regulatory approvals, the Company’s shareholders will receive a transferable right to purchase one unit for every five shares of the Company’s stock as of a record date to be established. The $4.00 unit will consist of one share of JMG common stock and one warrant to acquire an additional common share at $4.25, for a period of one year. JMG plans to file a registration statement and prospectuses with the applicable regulatory agencies in September 2004, registering the rights and underlying common stock and share purchase warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, JED Oil Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	JED Oil Inc. (Registrant)
/s/ Bruce A. Stewart
Bruce A. Stewart Chief Financial Officer (Principal Financial and Accounting Officer)