Form 10-Q
period 2004-09-30
JED OIL INC.
filed 2004-11-15
CIK 1258021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

Yes	X	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of November 15, 2004, 9,500,000 shares of common stock were outstanding.

	TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements:
	Consolidated Balance Sheets: September 30, 2004 and December 31, 2003	2
	Consolidated Statement of Operations: For the three month period ended September 30, 2004, the nine month period ended September 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	3
	Consolidated Statement Cash Flows: For the three month period ended September 30, 2004, the nine month period ended September 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	4
	Consolidated Statement of Changes in Stockholders’ Equity: For the nine months ended September 30, 2004	5
	Consolidated Statement of Comprehensive Income (Loss): For the three month period ended September 30, 2004, the nine month period ended September 30, 2004 and for the period from inception on September 3, 2003 to end of development stage on March 31, 2004	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Unaudited Interim Consolidated Financial Statements

JED Oil Inc.

September 30, 2004

(In United States Dollars)

JED Oil Inc.

CONSOLIDATED BALANCE SHEETS

 (In United States Dollars)

(unaudited)

As at

	Sept 30, 2004	December 31, 2003
	$	$
ASSETS
Current
Cash and cash equivalents [note 2]	22,279,985	16,088,631
Accounts receivable	2,335,956	40,805
Prepaid expenses	37,860	170,351
Due from related party [note 7]	450,650
Loan receivable	-	4,627,844
Deferred financing costs	-	1,393
	25,104,451	20,929,024

Long-term investment [note 3]	1,000,000	-

Property and equipment [note 5]	4,477,368	-
	30,581,819	20,929,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	825,118	30,300
Due to related party [note 7]	-	33,876
	825,118	64,176

Asset retirement obligations [note 8]	28,896	-
	854,014	64,176

Stockholders’ equity
Share capital [note 6]
Common stock – no par value; unlimited authorized; 9,500,000 shares issued and outstanding at September 30, 2004 and nil shares outstanding at December 31, 2003	29,710,417	-
Series A convertible preferred stock - $2.75 stated value; 8,000,000 shares authorized; nil shares issued and outstanding at September 30, 2004 and 7,600,000 outstanding at December 31, 2003	-	20,876,469
Additional paid-in capital	163,308	-
Share purchase warrants	60,410	-
Deficit accumulated during the development stage	(430,495)	(359,604)
Deficit	(907,841)	-
Accumulated other comprehensive income	1,132,006	347,983
	29,727,805	20,864,848
	30,581,819	20,929,024

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

 (In United States Dollars)

(unaudited)

	For the three month period ended Sept 30, 2004	For the nine month period ended Sept 30, 2004	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004
	$	$	$

Revenue
Gross revenue	570,176	966,347	-
Less royalties	(198,767)	(261,105)	-
	371,409	705,242	-
Interest	85,785	371,426	175,265
	457,194	1,076,668	175,265

Expenses
Production	(10,587)	58,520	-
Depletion, depreciation and accretion	221,498	350,412	-
General and administrative [note 7]	276,989	837,912	304,974
Stock-based compensation [note 4]	57,889	163,308	36,847
Foreign exchange loss	527,571	643,855	263,939
Amortization of deferred financing costs	-	1,393
	1,073,360	2,055,400	605,760

Net loss for the period	(616,166)	(978,732)	(430,495)

Net loss for the period per common share, basic and diluted [note 9]	(0.06)	(0.16)	-

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

 (In United States Dollars)

(unaudited)

	For the three month period ended Sept 30, 2004	For the nine month period ended Sept 30, 2004	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004
	$	$	$
OPERATIONS
Net loss for the period	(616,166)	(978,732)	(430,495)
Adjustments to reconcile net loss to cash flows from operating activities:
Foreign exchange loss	527,571	643,855	263,939
Stock-based compensation	57,889	163,308	36,847
Amortization of deferred financing costs	-	1,393	-
Depletion, depreciation and accretion	221,498	350,412	-
Other changes:
Increase in accounts receivable	(648,958)	(2,295,151)	(374,597)
(Increase) decrease in prepaid expenses	(1,762)	132,491	(270,442)
Increase in accounts payable and accrued liabilities	85,462	332,278	30,300
(Decrease) increase in due to related party	-	(33,876)	33,876
Increase in due from related party	(450,650)	(450,650)	-
Cash used in operations	(825,116)	(2,134,672)	(710,572)

FINANCING
Issue of preferred shares, net of related costs	-	(3,720)	20,872,749
Issue of common shares, net of related costs	(73,477)	8,837,668	-
Issue of share purchase warrants	-	60,410	-
Cash provided by (used in) financing activities	(73,477)	8,894,358	20,872,749

INVESTING
Decrease in loan receivable	-	4,527,277	4,527,277
Increase in loan receivable	-	-	(4,582,951)
Increase in long-term investment	(1,000,000)	(1,000,000)	-
Purchase of property, plant and equipment	(671,606)	(4,794,917)	(538,828)
Funds received from joint venture partner	-	12,636,587	-
Funds advanced to joint venture partner	-	(12,832,125)	(12,832,125)
(Decrease) increase in accounts payable and accrued liabilities	(1,348,834)	462,540	-
Cash used in investing activities	(3,020,440)	(1,000,638)	(13,426,627)

Effect of foreign exchange on cash balances	861,149	432,306	47,909
Net (decrease) increase in cash and cash equivalents	(3,057,884)	6,191,354	6,783,459
Cash and cash equivalents, beginning of period	25,337,869	16,088,631	-
Cash and cash equivalents, end of period	22,279,985	22,279,985	6,783,459

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

For the three and nine months ended September 30, 2004

	Shares	Amount
		$

Common stock
Balance, December 31, 2003	-	-
Preferred shares converted to common shares	7,600,000	20,872,749
Shares issued for cash pursuant to initial public offering	1,900,000	10,389,590
Share issue costs	-	(1,551,922)
Balance, September 30, 2004	9,500,000	29,710,417

Series A convertible preferred stock, $2.75 stated value
Balance, December 31, 2003	7,600,000	20,876,469
Share issue costs	-	(3,720)
Preferred shares converted to common shares	(7,600,000)	(20,872,749)
Balance, September 30, 2004	-	-

Additional paid in capital
Balance, December 31, 2003		-
Stock-based compensation		163,308
Balance, September 30, 2004		163,308

Share purchase warrants
Balance, December 31, 2003		-
Share purchase warrants issued pursuant to initial public offering		60,410
Balance, September 30, 2004		60,410

Deficit accumulated during the development stage
Balance, December 31, 2003		(359,604)
Portion of net loss for the period accumulated during development stage		(70,891)
Balance, September 30, 2004		(430,495)

Deficit
Balance, December 31, 2003		-
Net loss for the period		(907,841)
Balance, September 30, 2004		(907,841)

Accumulated other comprehensive income
Balance, December 31, 2003		347,983
Foreign exchange translation adjustment		784,023
Balance, September 30, 2004		1,132,006
Total stockholders’ equity		29,727,805

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In United States Dollars)

(unaudited)

	For the three months ended Sept 30, 2004 $	For the nine months ended Sept 30, 2004 $	For the period from inception on September 3, 2003 to end of development stage on March 31, 2004 $

Net loss for the period	(616,166)	(978,732)	(430,495)

Other comprehensive income
Foreign exchange translation adjustment	1,387,119	784,023	112,314
Comprehensive income for the period	770,953	(194,709)	(318,181)
Comprehensive income for the period per share, basic and diluted [note 9]	0.08	(0.03)	-

The accompanying notes are an integral part of these financial statements.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

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

Comparative financial statements for the three and nine month periods ended September 30, 2003 have not been provided as the Company came into inception on September 3, 2003 and has yet to complete a full year of operations.  The Company has chosen its year-end as December 31.

Prior to March 31, 2004 the Company was in the development stage and its efforts were focused on the development of a petroleum and natural gas property under a joint venture agreement signed in January 2004. Comparative figures are shown for the period of development, being the period from the inception of the Company to March 31, 2004.

These consolidated financial statements include the accounts of the Company’s wholly owned legal subsidiary, JED Oil (USA) Inc., incorporated under the laws of the state of Wyoming on May 5, 2004.

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

(a)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with maturities less than 90 days. For the nine-month period ended September 30, 2004, the average effective

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

interest rate earned on cash equivalent balances was 1.79%. As at September 30, 2004, the Company had $1,200,607 in cash and $21,079,378 in short-term securities with maturities less than 90 days.

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

(e) Joint operations

The majority of the Company’s petroleum and natural gas development activities are conducted jointly with others.  These financial statements reflect only the Company’s proportionate interest in such activities.

(f) Property and equipment

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

September 30, 2004

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

(g) Stock compensation

The Company has a stock-based compensation plan which reserve shares of common stock for issuance to key employees and directors. The Company accounts for grants issued under this plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under these provisions, the cost of options granted to employees is charged to earnings/loss with a corresponding increase in additional paid-in capital, based on an estimate of the fair value determined using the Black-Scholes option pricing model.

(h) Asset retirement obligation

The Company follows SFAS No 143. “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The Company’s asset retirement obligations primarily relate to the plugging and abandonment of petroleum and natural gas properties.

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

3.

LONG-TERM INVESTMENT

On August 12, 2004, the Company acquired 250,000 common shares of JMG Exploration, Inc. (representing approximately an 11% equity interest in the total voting share capital of JMG) for cash consideration of $1,000,000.  The Company will be represented with two of the five seats on the JMG Board of Directors.

 JMG has also committed to undertake a Rights Offering pursuant to a registration statement for Public Offering Units (“Units”) consisting of one common share and one common share purchase warrant exercisable at a price of $4.25 per share and expiring one year after the issuance date.  Each Unit will be priced at no less than $4.00, and 1,900,000 such Units will be offered initially to the Company.  On October 29, 2004, JMG filed a registration statement on form SB-2 to register the Rights and the underlying common shares and common share purchase warrants.  Subject to regulatory approvals, it is the Company’s intention to transfer to its common stockholders its right to acquire the Units described above, on the basis of one such Right for every five shares of the Company’s stock as of a record date to be established.

The Company’s investment in JMG is accounted for using the equity method.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

4.  STOCK-BASED COMPENSATION

The fair value of common share options granted during the nine-months ended September 30, 2004 is estimated to be $749,307 as at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate (%) 5.0

Expected life (years) 5.0

Expected volatility (%) 7.0

Expected dividend yield (%) Nil

Prior to April 6, 2004, the Company was private.  Accordingly the expected volatility of the Company’s stock for options granted during the period prior to April 6, 2004 has been set at a nominal amount of 1%.  The expected volatility for stock option grants for the three-month period ended September 30, 2004 was set at 7%.

The estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. For the three and nine-month periods ended September 30, 2004, stock based compensation expense of $57,889 and $163,308, respectively, was included in the Consolidated Statement of Operations.

There were no stock options granted prior to January 1, 2004.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

5.   PROPERTY AND EQUIPMENT

September 30, 2004	Cost $	Accumulated depletion and depreciation $	Net book value $
Petroleum and natural gas properties	4,657,828	331,467	4,326,361
Other assets	170,239	19,232	151,007
	4,828,067	350,699	4,477,368

As at September 30, 2004, cost of equipment in the amount of $114,470, were excluded from depletion calculation. During the nine-month period ended September 30, 2004, approximately $289,000 of general and administrative costs were capitalized to petroleum and natural gas properties.

6.  SHARE CAPITAL

a)

Authorized

The Company has authorized an unlimited number of common voting shares and an unlimited number of preferred shares, issuable in series.  The Company has authorized the first series of preferred shares as Series A Preferred Shares which is comprised of 8,000,000 voting, convertible preferred shares which carry no dividends and which could be converted into an equal number of common shares during the ten-day period commencing on the date of the Company’s registration statement. Subsequent to the Company’s initial public offering, all the Series A Preferred Shares were converted into common shares of the Company.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

b)

Issued and outstanding

	Number of shares	$
Common Shares
Share capital as at March 31, 2004 and December 31, 2003	-	-
Preferred shares converted to common shares (i)	7,600,000	20,872,749
Shares issued for cash pursuant to initial public offering (i)	1,900,000	10,389,590
Share issue costs, net of tax	-	(1,478,445)
Balance as at June 30, 2004	9,500,000	29,783,894
Share issue costs, net of tax	-	(73,477)
Balance as at September 30, 2004	9,500,000	29,710,417
Series A Convertible Preferred Shares
Balance as at September 3, 2003	-	-
Issued for cash pursuant to a private placement	7,600,000	20,900,000
Share issue costs	-	(23,531)
Balance as at March 31, 2004 and December 31, 2003	7,600,000	20,876,469
Share issue costs	-	(3,720)
Preferred shares converted to common shares (i)	(7,600,000)	(20,872,749)
Balance as at September 30, 2004	-	-

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

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

c)

Stock options

	Number of options	Weighted average exercise price $
Outstanding as at December 31, 2003	-	-
Granted	667,500	5.64
Cancelled	(15,000)	5.50
Options outstanding as at September 30, 2004	652,500	5.64
Exercisable as at September 30, 2004	-	-

	Options outstanding			Options exercisable
Range of exercise prices	Outstanding options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Options exercisable	Weighted average exercise price $
$5.50	637,500	5.50	4.1	-	-
$11.40	15,000	11.40	4.9	-	-
	652,500	5.64	4.2	-	-

The 652,500 stock options granted during in the nine-month period ended September 30, 2004 vest over a three-year period and expire at various dates in 2009.

7.  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2004 the Company entered into the following transactions with JMG Exploration, Inc. (“JMG”), a private corporation in which the Company owns all of the common shares representing approximately 11% of the voting shares:

(i)

JED charged JMG for certain general and administrative services and equipment in the amount of $144,561, which is included in due from related party at September 30, 2004.  These services were provided at standard industry rates for similar services.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

 (ii)

in consideration for the assignment of JED’s interests in certain oil and gas properties, JMG reimbursed the Company for drilling and other costs related to those properties in the amount of $1,250,000. As of September 30, 2004, a total of $1,455,910 has been expensed on those properties. The amount receivable as reimbursement for these additional costs, in the amount of $205,910, is included in due from related party as at September 30, 2004. These services were provided at standard industry rates for similar services.

At December 31, 2003, the due to related party in the amount of $33,876 consisted of amounts owing to a company owned by an individual who joined the Company’s management team on May 1, 2004. The amount was paid prior to September 30, 2004.

During the three and nine-month period ended September 30, 2004, the Company paid $26,808 and $164,010, respectively, to companies controlled by officers and directors of the Company for consulting services.  These services were provided at standard industry rates for similar services.

At September 30, 2004, due from related party includes $100,179 due from a company that is controlled by an officer and director of the Company.  The amount was subsequently paid to the Company.

8.

ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No 143. “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The Company’s asset retirement obligations primarily relate to the plugging and abandonment of wells and facilities on petroleum and natural gas properties.

As at September 30, 2004, the estimated present value of the Company’s asset retirement obligation was $28,896 based on an estimated fair value of $205,500, determined using a credit adjusted risk free interest rate of 7.4%, and inflation rate of 2% and an estimated life until repayment of 29 years.

JED Oil Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2004

The following table describes the changes to the Company’s asset retirement obligations liability:

$
Asset retirement obligation at March 31, 2004	-
Liabilities incurred	27,072
Accretion expense	1,824
Asset retirement obligation at September 30, 2004	28,896

9.  LOSS PER SHARE

The Company accounts for per common share amounts in accordance with SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic per common share amounts is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding without including any potentially dilutive securities.  Diluted per common share amounts are computed by dividing net loss by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.  For the three and nine-months ended September 30, 2004, the weighted average number of common shares outstanding were 9,500,000 and 6,249,134, respectively. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The statements contained in this quarterly report on Form 10-Q include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this report.

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

        You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this document.

All references are in United States dollars unless otherwise indicated. Natural gas volumes are recorded in thousand cubic feet (mcf) and are converted to barrels of oil equivalent (boe) using the ratio of six (6) thousand cubic feet to one (1) barrel of oil.

Overview

The following analysis of operations for the three and nine months ended September 30, 2004 should be read in conjunction with the Consolidated Financial Statements and associated notes thereto included in this Quarterly Report on Form 10-Q and the December 31, 2003 Financial Statements and associated notes thereto and management discussion and analysis contained in our Registration Statement on Form S-1 dated April 5, 2004.

   JED Oil Inc. was incorporated under the laws of the Province of Alberta, Canada on September 3, 2003. We are an oil and natural gas company that has commenced operations in the second quarter of 2004 and have begun to develop and operate oil and natural gas properties primarily in western Canada and the United States. Since inception, our activities have centered on acquisition of equity capital, identification of key employees, evaluation of development prospects and development of joint venture lands within the Joint Venture Agreements signed with Enterra Energy Trust (“Enterra”).

We do not directly acquire property, but rather we develop the oil and natural gas properties of others under arrangements in which we finance the cost of development drilling in exchange for interests in the oil or natural gas revenue generated by the properties.

        In January 2004, we entered into a Farm-in/Joint Venture Agreement with Enterra Energy Trust for development of several properties in East Central Alberta.  Under the terms of the agreement, we will spend 100% of the capital costs to earn a 70% working interest in these projects.

In April 2004, we closed our initial public offering of 1,675,000 shares of common stock and our underwriter’s over-allotment option of 225,000 shares of common stock, at a price of $5.50 per share, for gross proceeds of $10,450,000.

In April 2004, all holders of 7,600,000 shares of Series A Convertible Preferred Stock elected to convert their shares into 7,600,000 shares of common stock during the 10-day period following the effective date of our registration statement on April 5, 2004.

On April 6, 2004, our common shares commenced trading on the American Stock Exchange under the symbol “JDO”.

On August 12, 2004, the Company acquired 250,000 common shares of JMG Exploration, Inc. (representing approximately an 11% equity interest in the total voting share capital of JMG) for cash consideration of $1,000,000.  The Company will be represented with two of the five seats on the JMG Board of Directors.

 JMG has also committed to undertake a Rights Offering pursuant to a registration statement for Public Offering Units (“Units”) consisting of one common share and one common share purchase warrant exercisable at a price of $4.25 per share and expiring one year after the issuance date.  Each Unit will be priced at no less than $4.00, and 1,900,000 such Units will be offered initially to the Company.  On October 29, 2004, JMG filed a registration statement on form SB-2 to register the Rights and the underlying common shares and common share purchase warrants.  Subject to regulatory approvals, it is the Company’s intention to transfer to its common stockholders its right to acquire the Units described above, on the basis of one such Right for every five shares of the Company’s stock as of a record date to be established.

On October 21, 2004, we announced the signing of a Farm-in Agreement with Enterra Energy Trust whereby we will develop certain projects related to the properties recently acquired by Enterra through the corporate acquisition of Rocky Mountain Energy Corp. Under the terms of the agreement, we will spend 100% of the capital costs to earn a 65% working interest in these projects.  The first phase of the development program will commence in November 2004.

On October 21, 2004, we announced certain management changes to better position the company for rapid low cost development.  Mr. Reg Greenslade, currently Chairman and CEO of JED, will step down as CEO on November 8, 2004 and reassume his previous role of President and CEO of Enterra Energy Trust.  He will also continue as Chairman of both Enterra and JED. Mr. Tom Jacobsen will step down as President and COO on November 8, 2004 and will assume the role of CEO previously vacated by Mr. Greenslade. Mr. Al Williams joined JED as President on November 8, 2004. JED’s current management has worked with Mr. Williams in building a successful energy company in the past.  Mr. Williams is a professional geologist with more than 25 years of experience in the oil and gas industry.

As of November 15, 2004, we have 9,500,000 shares of common stock outstanding, stock options to purchase 652,500 common shares and share purchase warrants to acquire 167,500 common shares.

Activity Update

To date in 2004, we have drilled 8 gross wells (4.6 net), all drilled under the Farm-in agreement in East Central Alberta with Enterra Energy Trust, resulting in 4 gross (2.6 net) oil wells, and 2 gross (1.0 net) gas wells.  For the remainder of 2004 we have plans to drill approximately 20 gross wells under Farm-in agreements with Enterra Energy Trust, targeting both medium and light oil.

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

        Critical to our revenue stream from any production activities is the market price for crude oil and natural gas and to a lesser extent the exchange rate between the Canadian dollar and the U.S. dollar. Year-end benchmark prices for these factors were as follows:

	December 31,
	2003	2002	2001
West Texas Intermediate grade crude oil, per barrel	32.14	29.38	19.40
NYMEX Natural Gas Index (per gigajoule)(1)	4.86	4.14	2.32
U.S./Canadian dollar exchange rate (U.S.$ for 1 Cdn $)	$0.77	$0.63	$0.63

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

        Our financial results are reported in U.S. dollars although our operating expenses, drilling expenses and administrative overhead expenses are generally denominated in Canadian dollars. Accordingly, fluctuations in the exchange rate between the U.S. and Canadian dollars can adversely affect us. When the value of the U.S. dollar increases, our reported operating costs will decline and when the value of the U.S. dollar declines, our reported operating costs will increase.

        We may use derivative financial instruments when deemed appropriate to hedge exposure to changes in the prices of crude oil and natural gas and fluctuations in interest rates and foreign currency exchange rates. There were no derivative financial instruments or hedges in place at September 30, 2004.

        Royalty expense.    Royalty expense is based on the percentage of royalties calculated by applying the applicable royalty rate or formula to the value of the gross production of oil, natural gas and natural gas liquids and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery location and the type or quality of the petroleum product produced. In the case of Crown royalties (the federal or provincial governments in Canada) the sliding scale royalties are dependent on the selling price or the oil or natural gas and generally average approximately 20% to 30% as a percentage of oil and gas revenues.

Operating expense.    Operating costs are costs associated with field activities. A critical factor to monitor will be our ability to control costs in relation to our production.

        General and administrative expense.    General and administrative expense relates generally to compensation and overhead for non-field or head office personnel. We expect that initially these costs as a percentage of revenue will be higher than desired due to our only recently commencing operations, but that as production and revenue increase these costs should fall within industry ranges.

        Interest expense.    Banks will generally lend based on certain minimum production levels per well with the actual amount dependent upon the quality of the production and the productive life of the underlying oil and natural gas reserves. We intend to utilize commercial financing when available to support development efforts. Interest rate risk exists principally with respect to any future indebtedness that will likely bear interest at floating rates. We had no debt at September 30, 2004.

        Depletion, depreciation and accretion expense.    We follow the full cost method of accounting for oil and natural gas operations whereby we capitalize all costs relating to our acquisition of, exploration for and development of, oil and natural gas reserves. Our financial condition and results of operations are sensitive to, and are adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain.

        We follow SFAS No 143. “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate.  Our asset retirement obligations primarily relate to the plugging and abandonment of petroleum and natural gas properties and related wells.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the petroleum and natural gas properties balance.

         Income tax expense.    Combined federal and Alberta provincial corporate tax rates are expected to decline from their current level of 39% to 35% by 2007.

Critical Accounting Policies

We have elected to use the full cost method to account for our investment in oil and gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Although some of these costs may ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, we believe that the full cost method of accounting better reflects the true economics of exploring and developing oil and gas reserves. Our future financial position and results of operations would be significantly different if we used the successful efforts method of accounting for our oil and gas investments.

Under the full cost-method of accounting, our financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates concerning the effect of matters that are inherently uncertain. Capitalized costs under the full cost method are generally depleted and depreciated using the unit-of-production method, based on estimated proved oil and natural gas reserves as determined by independent engineers. In addition, the capitalized costs are tested at each balance sheet date for impairment. Under the full cost method, the net book value of the development, or full cost pool, is compared to the future net cash flows discounted at 10% using commodity prices in effect at the end of the reporting period. Should this comparison indicate an excess carrying value, a write-down would be recorded.

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

We account for stock option grants issued under our stock option plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under these provisions, the fair value of options granted to officers, directors and employees is charged to earnings/loss with a corresponding increase in contributed surplus, based on an estimate of the fair value determined using the Black-Scholes option pricing model.

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

Results of Operations

Since we only recently commenced commercial operations, there are no comparatives for the three and nine-months ended September 30, 2003 and therefore no comparative tables are included in this discussion.

Oil and gas revenue for the third quarter of 2004 was $570,176, a 44% increase over the second quarter of 2004.  The increase is attributable to a full quarter of production in the third quarter versus only approximately two months in the second quarter of 2004 when we commenced commercial operations and an increase of production of 50 barrels of equivalent per day. Production volumes for the third quarter 2004 were 184 barrels of equivalent per day for a 37% increase over the second quarter 2004 where we had 134 barrels of equivalent per day of production. Average production for the quarter was made up of 170 boe/d of oil and natural gas liquids and 87 mmcf/d of natural gas. The increase in production is attributable the addition of 2 gas wells on production in the month of July 2004.

Our revenues will be impacted by our future drilling successes and production volumes as well as external factors such as market prices for crude oil and natural gas and the exchange rate of the Canadian dollar relative to the U.S. dollar.

Operating costs include all costs respect to the operating of well and facilities operations.  Operating costs in the third quarter of 2004 were a negative $10,587. The negative amount was created due to the accounting accrual for the second quarter reversing in the third quarter and was significantly higher than the actual costs that were booked.  For the nine-month period, operating costs averaged $5.65 per barrel of equivalent oil, which is more in line with the operating costs in the area.

Depletion, depreciation and accretion expense was for the quarter and nine-month period was $221,498 and $350, 412, respectively.  The increase from the second quarter to the third quarter reflects the increase production for the third quarter and an overall increase in our costs of development activities.

Net General and administrative expenses for the third quarter of 2004 totaled $276,989, which was 22% or $78,296 lower than the second quarter of 2004. The decrease in general and administrative costs reflects the overall office costs efficiencies we receive when we share the salaries and office costs with Enterra and JMG under our Technical Services Agreements with these companies. During the third quarter we capitalized approximately $102,000 of general and administrative expenses. For the year-to-date, we have capitalized approximately $289,000 of general and administrative expenses.

We have a stock-based compensation program whereby officers, directors and employees are issued stock options as part of their compensation.  We account for the granting of stock options issued under this plan using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under these provisions, the fair value of options granted is charged to expense over the vesting period of the options.  Stock-based compensation expense was $57,889 and $163,308 for the three and nine-month period ended September 30, 2004, respectively.

We incurred a foreign exchange loss of $527,571 for the third quarter of 2004 and a loss of $643,855 for the nine-month period ended September 30, 2004, primarily as a result of the strengthening of the Canadian dollar relative to the U.S dollar since the beginning of the year. We hold approximately $8 million in cash denominated in the U.S. dollar, which we are preserving for future oil and gas development, possibly in the United States.  As a significant portion of our operations and our headquarters are in Canada, our functional currency is the Canadian dollar. However, since the majority of our shareholder base is resident in the United States we have chosen the U.S. dollar as our reporting currency.  Under accounting and reporting rules reflected in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, monetary assets and liability items are converted to our functional currency at the exchange rate in effect at the balance sheet date with any gains or losses recorded in the statement of operations. Under those same accounting and reporting rules, we then translate our functional currency results to our reporting currency, being the U.S. dollar.  Upon translation of our functional currency financial statements to our reporting currency in U.S. dollars, the cumulative gains or losses over time are aggregated in the account “Accumulated other comprehensive income” and are reported in the Shareholders’ Equity of the balance sheet, in our reporting currency.  Due to the strengthening of the Canadian dollar relative to the U.S. dollar, this gives rise to a foreign exchange loss as a result of holding approximately $8 million in U.S. dollars cash.

We will continue to experience fluctuations in the Canadian currency rates relative to the U.S. currency and will report a gain or loss depending on their relative rates and the amount of monetary items we have denominated in US. dollars, at any given time.

We incurred a net loss for the third quarter ended September 30, 2004 of $616,166 and a net loss of $978,732 for the nine-month period ended September 30, 2004. A significant portion of the net loss for both periods is created by the foreign exchange loss described above and non-cash charges of depletion and depreciation and stock-based compensation.

Liquidity and Capital Resources

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

Capital expenditures for the third quarter amounted to $671,606.  Equipping, battery and gathering construction expenditures made up the majority of the capital expenditures for the quarter as no wells were drilled or completed during the quarter. Included in the third quarter capital expenditures, $114,470 was spent on the acquisition of a 25% interest in a Cessna aircraft for field operations.  It is management’s view that partial ownership in an airplane will provide traveling efficiencies for senior management for field operations in Canada and the United States. Other partial ownership interests in the airplane include JMG and a company controlled by one of our officers, both related parties.

Capital expenditures to date total $4,794,917.  Development drilling related costs account for 56% of the total expenditures to date with field equipment and facilities accounting for 30% of the total.  The purchase of the Cessna airplane, office equipment and capitalized general and administrative expenses accounting for the remaining 14% of expenditures.

Our investing activities to for the quarter and year-to-date includes a $1 million long-term investment into JMG Exploration, Inc., a newly formed exploration company.  In return for the investment, we will receive 250,000 common shares of JMG and the right for our shareholders to acquire up to 75% of JMG. We will be represented with two seats on the JMG Board of Directors.

        At September 30, 2004, we had $22,279,985 in cash and cash equivalents on hand, down from $25,337,869 on June 30, 2004.  Our primary source of liquidity since inception has been though a private placement of equity securities in late 2003 and our initial public offering completed in April of this year.  We are now shifting our focus to our operations as our main source of liquidity in the future. We are now cash flow positive and we expect that trend to continue as we continue our drilling activity.

Our cash flow from operations is sensitive to many variables, the most volatile of which is the pricing of oil, natural gas and natural gas liquids.  Prices for these commodities are determined by prevailing market conditions.  Regional and worldwide economic conditions, weather and other variable factors influence market conditions for these products.  These factors are beyond our control and are difficult to predict.

We believe that our cash on hand and our future net cash to be generated from operations will be adequate to fund our future capital expenditure requirements.

At September 30, 2004 we had no debt, financial commitments or obligations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We intend to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk

        Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. A substantial portion of our accounts receivable are with customers in the energy industry and are subject to normal industry credit risk. We intend to assess the financial strength of our customers and joint venture partners through regular credit reviews in order to minimize the risk of non-payment.

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

Interest Rate Risk

        Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates.  At September 30, 2004 we had no indebtedness.

Foreign Currency Exchange Risk

We conduct a significant portion of our business in Canada and the Canadian dollar has been designated as our functional currency.  This subjects us to foreign exchange risk on assets, liabilities and cash flows dominated in a currency other than our functional currency. We generally hold United States dollar denominated assets that are converted to our Canadian dollar functional currency at each balance sheet date. When the Canadian dollar strengthens in relation to the United States dollar, we can incur a foreign exchange loss on the conversion.  Conversely, when the Canadian dollar weakens in relation to the United States dollar, we can incur a foreign exchange gain.  We have not entered into foreign currency forward contracts or other similar financial instruments to manage this risk.

Oil and Gas Risk

Inherent in development of oil and gas reserves are risks, among others, of drilling dry holes, encountering production or drilling difficulties or experiencing high decline rates in producing wells. In addition, a major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our Canadian oil and natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that non-cash write-downs of our oil and gas properties could occur under the full-cost accounting method allowed by the Securities Exchange Commission (SEC). Under these rules, we review the carrying value of our proved oil and gas properties each quarter on a country-by-country basis to ensure that capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, do not exceed the "ceiling." This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities; however, as discussed above, sustained low prices would have a material adverse effect on future cash flows.

Contractual Obligations and Commitments

        The Corporation has entered into indemnification agreements with all of its directors and officers, which provides for the indemnification and advancement of expenses by the Corporation. There is no pending litigation or proceeding involving any director or officer of the Corporation for which indemnification is being sought, nor is the Corporation aware of any threatened litigation that may result in claims for indemnification.

We have no contractual other obligations or commercial commitments at September 30, 2004.

Item 4.  Controls and Procedures

       (a) Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, our management, with the participation of each of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures.  These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management on a timely basis.  Our Chief Executive Officer and Chief Financial Officer noted no significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect our ability to record, process, summarize and report financial information.

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

None

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

       None.

Item 5.        Other Information.

 None.

Item 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits
31

Certification of Thomas J. Jacobsen, Chief Executive Officer of Registrant, and Certification of Bruce A. Stewart, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32

Certification of Thomas J. Jacobsen, Chief Executive Officer of Registrant, Certification of Bruce A. Stewart, Chief Financial Officer of Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

(b) Reports on Form 8-K:

The following current reports on Form 8-K were filed by JED during the fiscal quarter ended September 30, 2004 and reports on Form 8-K filed subsequent to September 30, 2004:

We filed a report on Form 8-K on August 12, 2004 reporting that on August 12, 2004 we issued a news release announcing that we were participating in the formation of an exploration company, JMG Exploration, Inc. In return for an investment of $1,000,000, the Company received 250,000 common shares of JMG and the right for the Company’s shareholders to acquire up to 75% of JMG. The Company will be represented with two seats on the JMG Board of Directors.  Subject to regulatory approvals, the Company’s shareholders will receive a transferable right to purchase one unit for every five shares of the Company’s stock as of a record date to be established.  The $4.00 unit will consist of one share of JMG common stock and one warrant to acquire an additional common share at $4.25, for a period of one year.  JMG filed a registration statement and prospectuses with the applicable regulatory agencies on October 29, 2004, registering the rights and underlying common stock and share purchase warrants.

We filed a report on Form 8-K on October 21, 2004 reporting certain management changes to better position the company for rapid low cost development.  Mr. Reg Greenslade, currently Chairman and CEO of JED, will step down as CEO on November 8, 2004 and reassume his previous role of President and CEO of Enterra Energy Trust.  He will also continue as Chairman of both Enterra and JED. Mr. Tom Jacobsen will step down as President and COO on November 8, 2004 and will assume the role of CEO previously vacated by Mr. Greenslade. Mr. Al Williams will join JED as President effective November 8, 2004. JED’s current management has worked with Mr. Williams in building a successful energy company in the past.  Mr. Williams is a professional geologist with more than 25 years of experience in the oil and gas industry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, JED Oil Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JED Oil Inc. (Registrant)
Date: November 15, 2004	/s/ Bruce A. Stewart
Bruce A. Stewart Chief Financial Officer (Principal Financial and Accounting Officer)